Form 10-K
period 2003-12-31
STRUCTURED ASSET SEC CORP MORT PAS THR CERTS SER 2003 30
filed 2004-03-31
CIK 1265723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2003

                       Commission file numbers:  333-106925

                        Structured Asset Securities Corp.
               Mortgage Pass-Through Certificates, Series 2003-30

                        State of Incorporation:  Deleware
               I.R.S. Employer Identification Number:  13-2518466

                          745 Seventh Avenue, 7th Floor
                               New York, NY  10019



       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)  There is no established public trading market for the certificates.

(b) Records provided by the Trustee indicate that there are approximately 39 holders of record of each class of certificates as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Controls and Procedures

     Not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

     1 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2003
          Aurora Loan Services Inc., as Servicer and accompanying Report of Management as to compliance with minimum servicing standards (see Exhibit A)

    2    Annual Statement of Compliance
          for the year ended December 31, 2003
          Aurora Loan Services Inc., as Master Servicer

    3   Annual Independent Accountant's Servicing Report ("USAP")
          for the year ended December 31, 2003
          Greenpoint, as Servicer and accompanying
          Report of Management as to compliance
          with minimum servicing standards (see Exhibit I)

   4    Report of Management as to compliance
          with minimum servicing standards
          for the year ended December 31, 2003
          Colonial Savings, F.A., as Servicer

   5    Annual Independent Accountant's Servicing Report ("USAP")
          for the year ended December 31, 2003
          Colonial Savings, F.A., as Servicer

    6   Aggregate Statement of Principal and Interest Distributions
          to Certificate Holders for the year ended December 31, 2003

(b)  On October 14, 2003 reports on Form 8-K were filed
      in order to provide the statements for the monthly distributions to
      holders of the Certificates.   No other reports on Form 8-K have
      been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2004
       --------------

     Filed on behalf of Structured Asset Securities Corp., by Aurora Loan Services, Inc. as Master Servicer for Structured Asset Securities Corp.,
     Mortgage Pass-Through Certificates, Series 2003-30


     By:       /s/ E. Todd Whittemore
               ------------------------------
     Name:     E. Todd Whittemore
     Title:    Executive Vice President
     Company:  Aurora Loan Services Inc.




                                  CERTIFICATION

I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the trust (the "Trust") created pursuant to the Trust Agreement dated September 1, 2003 (the "Agreement") among Structured Asset Securities Corp. (the "Depositor"), Aurora Loan Services Inc. (the "Master Servicer") and Citibank, N.A. (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not mis-leading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Citibank, N.A., as trustee; Greenpoint Mortgage Funding, Inc., as servicer;
Colonial Savings, F.A., as servicer.

Date:  March 30, 2004
       --------------

By:       /s/ E. Todd Whittemore
          --------------------------
Name:     E. Todd Whittemore
Title:    Executive Vice President
Company:  Aurora Loan Services Inc.